Form 10QSB
period 1996-03-31
INDUSTRIAL FLEXIBLE MATERIALS INC
filed 1996-05-16
CIK 869395

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON
                        MAY 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended  March 31, 1996

                            Commission file number 0-27230

                            Industrial Flexible Materials, Inc.
              ----------------------------------------------------------
               (Exact name of small business issuer as specified in its
                                       charter)


                       New York                      11-3023097
              --------------------------     ---------------------------
                   (State or other                 (IRS Employer
                     jurisdiction               Identification No.)
                 of incorporation or
                    organization)


                     6205 Airport Freeway, Fort Worth, Texas 76117
                    ----------------------------------------------
                       (Address of principal executive offices)


                                     817-831-3294
                                ----------------------
                             (Issuer's telephone number)


                  Check whether the issuer (1) filed all reports required
             to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
             requirements for the past 90 days.      Yes  X     No
                                                         ---       ---


                  The number of shares of the Registrant's Common Stock
             outstanding as of May 1, 1996 was 5,582,094 shares.

                       INDUSTRIAL FLEXIBLE MATERIALS, INC.
                                      INDEX


Part 1.   Financial Information

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets
          March 31, 1996 (unaudited) and December 31, 1995  . . . 3

          Consolidated Statements of Income:
          March 31, 1996 and 1995 (unaudited) . . . . . . . . . . 4

          Consolidated Statements of Cash Flows
          March 31, 1996 and 1995 (unaudited) . . . . . . . . . . 5

          Notes to Consolidated Financial
          Statements  (unaudited) . . . . . . . . . . . . . . . . 6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . 8


Part II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . 10

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . 10

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . 10

Item 4.   Submission of Matters to a Vote of Security Holders . 10

Item 5.   Other Information . . . . . . . . . . . . . . . . . . 10

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . 10

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

              Industrial Flexible Materials, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                March 31, 1996 (unaudited) and December 31, 1995
                                     Assets

                                                 3/31/96           12/31/95
                                             --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                  $       21,493      $    151,777
  Accounts receivable - trade                       130,171           254,810
  Inventories                                     1,697,183         1,560,135
  Other                                              69,598            29,711
                                             --------------      ------------
     Total current assets                         1,918,445         1,996,433

PROPERTY, PLANT AND EQUIPMENT:
  Property plant and equipment, at cost           5,871,376         5,863,095
  Accumulated depreciation                        2,405,412         2,266,336
                                             --------------      ------------
      Net property, plant and equipment           3,465,964         3,596,759

OTHER ASSETS                                        201,072           216,892
                                             --------------      ------------
                                               $  5,585,481       $ 5,810,084
                                             ==============      ============

                     Liabilities and Stockholders' Equity
CURRENT LIABILITIES:

  Current maturities of long-term debt
    and capital lease obligations            $       75,534       $    75,534
  Accounts payable                                  514,565           294,282
  Accrued expenses                                  467,027           408,828
                                             --------------       ------------
    Total current liabilities                     1,057,126           778,644


LONG-TERM DEBT, net of current maturities           393,378           399,662
CAPITAL LEASE OBLIGATION, net of
  current maturities                                148,444           157,547
                                             --------------      -------------
    Total liabilities                             1,598,948         1,335,853


COMMITMENTS                                                -                 -

STOCKHOLDERS' EQUITY
  Preferred stock - $0.01 par value; 5,000,000 shares
     authorized; none issued                               -                 -
  Common stock - $0.001 par value; 25,000,000 shares
     authorized; 4,650,052 shares issued and
     outstanding                                      4,650             4,650
  Additional paid-in-capital                      8,583,412         8,583,412
  Accumulated deficit                            (4,601,529)       (4,113,831)
                                             --------------      -------------
     Total stockholders' equity                   3,986,533          4,474,231
                                             --------------      -------------
                                             $    5,585,481      $   5,810,084
                                             ==============      =============

         The accompanying notes are an integral part of this statement.

              Industrial Flexible Materials, Inc. and Subsidiaries
                       Unaudited Statements of Operations
                   Three Months Ended March 31, 1996 and 1995



                                              1996          1995
                                         ------------    ----------
Sales                                    $    168,148    $  429,134

Cost of goods sold                            414,498       360,682
                                         ------------    ----------

   Gross profit (loss)                       (246,350)       68,452

Administrative and selling expenses           227,384        88,674
                                         ------------    ----------

    Operating loss                           (473,734)      (20,222)


Interest expense                               13,964        26,977
                                         ------------    ----------

   Net loss                                  (487,698)      (47,199)
                                         ============    ==========

Weighted average shares outstanding         4,650,052     2,800,000
                                         ============    ==========

Loss per share                           $      (0.10)   $    (0.02)
                                         ============    ==========

        The accompanying notes are an integral part of these statements.

              Industrial Flexible Materials, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995



                                                        1996             1995
                                                     ----------       ----------
Operating activites
  Net loss                                           $(487,698)       $ (47,199)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                  154,896          108,401
        Changes in operating assets and liabilities:
          Accounts receivable - trade                  124,639          (14,594)
          Inventories                                 (137,048)         (88,503)
          Other                                        (39,887)         (52,911)
          Accounts payable and accrued
            expenses                                   278,482          (84,174)
                                                    ----------        ----------

              Net cash used in operating activities   (106,616)        (178,980)

Investing activities

  Purchase of property and equipment                    (8,281)         (39,079)
                                                    ----------        ----------
             Net cash used in investing activities      (8,281)         (39,079)

Financing activities

  Payments of debt                                      (6,284)         (12,500)
  Payments of obligations under capital leases          (9,103)             -
                                                    ----------        ----------

            Net cash provided (used) by
              financing activities                     (15,387)         (12,500)
                                                    ----------        ----------

Net increase (decrease) in cash and
  cash equivalents                                    (130,284)        (230,559)

Cash and cash equivalents at beginning
  of year                                              151,777          249,230
                                                    ----------        ----------

Cash and cash equivalents at end of year            $   21,493        $  18,671
                                                    ==========        ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest                            $   13,964        $  19,500
                                                    ==========        ==========

        The accompanying notes are an integral part of these statements.

              Industrial Flexible Materials, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1996

NOTE A - BASIS OF PRESENTATION

   The accompanying financial statements include the accounts of Industrial Flexible Materials, Inc. ("IFM" or the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

   The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of March 31, 1996, and the consolidated results of operations for the three months ended March 31, 1996 and 1995 and the consolidated cash flows for the three months ended March 31, 1996 and 1995 have been made. In addition, all such adjustments made, in the opinion of managment, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1995, included in the Company's 1995 Annual Report on Form 10-KSB.

   NOTE B - INVENTORIES

   Inventories are carried at the lower of cost (first-in, first-out) or market and consist of the following:

                                             3-31-96             12-31-95
                                          -----------          -----------
             Raw Materials
               Tires to be shredded       $   308,758            $ 308,758
               Tire chips                     320,474              426,021
               Buff rubber                    121,600              146,126
               Other                           89,518               70,190
             Finished goods                   856,833              609,040
                                          -----------          -----------
                                          $ 1,697,183          $ 1,560,135


   Tire chips are scrap tires shredded by the Company in accordance with a recycling program controlled by the State of Texas. Shredded tires are used by the Company as one of the raw materials from which it produces granulated rubber products.

              Industrial Flexible Materials, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                                 March 31, 1996

NOTE B - INVENTORIES - Continued

   The Company's products are commodities and are priced according to supply and demand. The realization of inventories is contingent upon the expected future production levels and the estimated average selling prices. It is reasonably possible that the Company's estimate of future production levels and selling prices will be reduced in the near term, which would result in a reduction in the carrying value of inventories that could be material.

   Management's Discussion and Analysis of
   Financial Condition and Results of Opertions


   Three months ended March 31, 1996 compared with the three months ended March 31, 1995.

   Results of Operations:

   Net Sales for the First Quarter of 1996 declined by $260,986 when compared with the First Quarter of 1995. This low level of sales resulted from the overall lower level of shipments of granulated rubber to the Company's industrial customers and the lack of shipments for construction of roadways. Weather and the historical limited volume of road construction in the winter months limits the Company's markets for granulated rubber during the early part of each calendar year. The Company also was faced with strong price competition from new granulated rubber producers in certain markets.

   The Company's revenues in the First Quarter of both 1996 and 1995 were further limited by the lack of recycling fees paid by the State of Texas under its Scrap Tire Recycling Program. The Company has historically participated in this Program and anticipates doing so in the future. The Company incurred expenses in the form of depreciation and maintenance on equipment that is designed to collect and process scrap tire pursuant to this Program with no related revenues generated.

   The Company's cost of sales has been negatively impacted by its limited volume of activity and the continued reduction of the Company's Tire Derived Fuel ("TDF") inventories at depressed market values. During the first quarter of 1996, the Company operated its granulated rubber manufacturing facility at approximately thirty percent (30%) of its designed capacity. However, a major portion of the Company's manufacturing costs are fixed and could not be reduced in direct proportion to the level of manufacturing required to meet market conditions. As the Company returns to more acceptable levels of operation, the Company anticipates that cost of sales will return to a more acceptable ratio to sales. During the first quarter of 1996, the Company liquidated $105,000 of TDF inventories, resulting in a direct operating loss including delivery costs.
   The Company's selling and administrative expenses increase from $88,674 in the First Quarter of 1995 to $227,384 in the First Quarter of 1996. This increase is attributable to an increase in sales and marketing personnel of $26,500, an increase of $44,500 in professional fees relating to the Company's auditors and investment bankers, and $81,500 of depreciation on equipment that was not utilized by the Company during the First Quarter of 1996. Similar expenses were not incurred during the First Quarter of 1995.

   Liquidity and Financial Condition:

   While cash remains a precious commodity, the Company's overall financial condition remains strong. The Company's ratio of current assets to current liabilities was 1.8 to 1.0 at March 31, 1996 compared with 2.6 to 1.0 at December 31, 1995 and .83 to 1.0 at

   March 31, 1995. The Company's current assets exceeded its total liabilities by $319,000 at March 31, 1996. The Company anticipates that it will be successful in meeting its cash requirements through a combined debt and equity financing currently being negotiated with individual investors and institutional lenders.

   Inventories increased by $137,000 during the First Quarter of 1996, but of greater positive significance is the fact that the Company's finished goods increased by almost $250,000 during the period. As of March 31, 1996, the Company had $850,000 of finished goods inventory ready to meet the requirements of the asphalt paving market. This compares with a finished goods inventory of $256,000 at March 31, 1995.

   The Company's ratio of total liabilities to shareholders' equity was .4 to
   1.0 at March 31, 1996 compared to .3 to 1.0 at December 31, 1995.

                        Industrial Flexible Materials, Inc.



   Part II.  Other Information

   Item 1.   Legal Proceedings

             Not Applicable

   Item 2.   Changes in Securities

             Not Applicable

   Item 3.   Defaults Upon Senior Securities

             Not Applicable

   Item 4.   Submission of Matters to a Vote of Security Holders

             Not Applicable

   Item 5.   Other Information

             Not Applicable

   Item 6.   Exhibits and Reports of Form 8-K

             (A) Not Applicable

             (B) No reports on Form 8-K were filed during the first quarter of 1996.

                                     SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Industrial Flexible Materials, Inc.
                              ------------------------------------------------
                                 (Registrant)



   May 13, 1996               /s/ Donald K. Jury
- --------------------------    ------------------------------------------------
   Date                       Donald K. Jury
                              President and Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial
                              and Accounting Officer)