Form 10QSB
period 1996-06-30
INDUSTRIAL FLEXIBLE MATERIALS INC
filed 1996-08-13
CIK 869395

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                         Commission file number 0-27230

                       Industrial Flexible Materials, Inc.
        (Exact name of small business issuer as specified in its charter)


             New York                                     11-3023097
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                    426 Haltom Road, Fort Worth, Texas 76117
                    (Address of principal executive offices)


                                  817-831-3294
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days.     Yes __X __  No ______

     The number of shares of the Registrant's Common Stock outstanding as of August 1, 1996 was 5,582,094 shares.

                       INDUSTRIAL FLEXIBLE MATERIALS, INC.
                                      INDEX


Part 1.   Financial Information

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets
          June 30, 1996 (unaudited) and December 31, 1995.................................................3

          Consolidated Statements of Income:
          June 30, 1996 and 1995 (unaudited)..............................................................5

          Consolidated Statements of Cash Flows
          June 30, 1996 and 1995 (unaudited)..............................................................6

          Notes to Consolidated Financial Statements  (unaudited).........................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........12

Part II.  Other Information

Item 1.   Legal Proceedings...............................................................................12

Item 2.   Changes in Securities...........................................................................12

Item 3.   Defaults Upon Senior Securities.................................................................12

Item 4.   Submission of Matters to a Vote of Security Holders.............................................12

Item 5.   Other Information...............................................................................12

Item 6.   Exhibits and Reports on Form 8-K................................................................12

Signature.................................................................................................13

              Industrial Flexible Materials, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 June 30, 1996 (unaudited) and December 31, 1995


                                               Assets
                                                                              6/30/96       12/31/95
                                                                            -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    37,330    $   151,777
  Accounts receivable trade                                                     148,263        254,810
  Inventories                                                                 1,665,042      1,560,135
  Other                                                                          67,250         29,711
                                                                            -----------    -----------
     Total current assets                                                     1,917,885      1,996,433

PROPERTY, PLANT AND EQUIPMENT:
  Property plant and equipment, at cost                                       6,280,205      5,863,095
  Accumulated depreciation                                                    2,528,463      2,266,336
                                                                            -----------    -----------
     Net Property plant and equipment                                         3,751,742      3,596,759

OTHER ASSETS                                                                    185,252        216,892
                                                                            -----------    -----------
                                                                            $ 5,854,879    $ 5,810,084
                                                                            ===========    ===========

                                 Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
  Current maturities of long-term debt and capitalized leases               $    92,665    $    75,534
  Notes payable due within one year                                             290,000           --
  Accounts payable                                                              583,771        294,282
  Accrued expenses                                                              538,538        408,828
                                                                            -----------    -----------
    Total current liabilities                                                 1,504,974        778,644

LONG-TERM DEBT, net of current maturities                                       380,000        399,662
CAPITAL LEASE OBLIGATION, net of current maturities                             309,984        157,547
                                                                            -----------    -----------
    Total liabilities                                                         2,194,958      1,335,853

COMMITMENTS                                                                        --             --

STOCKHOLDERS' EQUITY
  Preferred stock - $0.01 par value; 5,000,000 shares
     authorized; none issued                                                       --             --
  Common stock - $0.001 par value; 25,000,000 shares
     authorized; 4,650,052 shares issued and outstanding                          4,650          4,650
  Additional paid-in-capital                                                  8,583,412      8,583,412
  Accumulated deficit                                                        (4,928,141)    (4,113,831)
                                                                            -----------    -----------
     Total stockholders' equity                                               3,659,921      4,474,231
                                                                            -----------    -----------
                                                                            $ 5,854,879    $ 5,810,084
                                                                            ===========    ===========


         The accompanying notes are an integral part of this statement.

              Industrial Flexible Materials, Inc. and Subsidiaries
                       Unaudited Statements of Operations



                                                                  Three Months Ending                      Six Months Ending
                                                             -------------------------------        -------------------------------
                                                               6-30-96             6-30-95            6-30-96             6-30-95
                                                             -----------         -----------        -----------         -----------
Sales                                                        $   264,817         $   659,599        $   432,965         $ 1,088,733

Cost of goods sold                                               417,761             519,688            832,259             880,370
                                                             -----------         -----------        -----------         -----------

   Gross profit (loss)                                          (152,944)            139,911           (399,294)            208,363

Administrative and selling expenses                              169,443              83,433            396,827             172,107
                                                             -----------         -----------        -----------         -----------

    Operating (Income) loss                                     (322,387)             56,478           (796,121)             36,256

Interest expense                                                   4,226              23,151             18,190              50,128
                                                             -----------         -----------        -----------         -----------

   Net loss                                                  $  (326,613)        $    33,327        $  (814,311)        $   (13,872)
                                                             ===========         ===========        ===========         ===========

Weighted average shares outstanding                            4,650,052           2,800,000          4,650,000           2,800,000
                                                             ===========         ===========        ===========         ===========

Income (Loss) per share                                      $     (0.07)        $      0.01        $     (0.18)        $        --


        The accompanying notes are an integral part of these statements.

              Industrial Flexible Materials, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                    Six Months Ending June 30, 1996 and 1995



                                                                                                   1996                    1995
                                                                                                -----------             -----------
Operating activities
  Net loss                                                                                      $  (814,311)            $   (13,872)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                                               293,767                 207,812
        Changes in operating assets and liabilities:
          Accounts receivable - trade                                                               106,547                (320,933)
          Inventories                                                                              (104,907)               (262,688)
          Other                                                                                     (37,539)                 14,143
          Accounts payable and accrued expenses                                                     419,199                 (25,476)
                                                                                                -----------             -----------

              Net cash used in operating activities                                                (137,244)               (401,014)

Investing activities
  Proceeds for sale of equipment                                                                     19,000                     -0-
  Purchase of property and equipment                                                               (436,110)                (19,483)
                                                                                                -----------             -----------

             Net cash used in investing activities                                                 (417,110)                (19,483)

Financing activities
  Proceeds from issuance of notes                                                                   290,000                 300,000
  Capitalize lease obligations                                                                      183,000                     -0-
  Payments of debt                                                                                  (12,500)             (1,305,000)
  Payments of obligations under capital leases                                                      (20,593)                (20,867)
  Proceeds from issuance of common stock                                                                -0-               2,796,988
                                                                                                -----------             -----------

            Net cash provided (used) by financing activities                                        439,907               1,771,121
                                                                                                -----------             -----------

Net increase (decrease) in cash and cash equivalents                                               (114,447)              1,350,624

Cash and cash equivalents at beginning of year                                                      151,777                 249,230
                                                                                                -----------             -----------

Cash and cash equivalents at end of period                                                      $    37,330             $ 1,599,854
                                                                                                ===========             ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                        $    18,190             $    50,128
                                                                                                ===========             ===========


        The accompanying notes are an integral part of these statements.

              Industrial Flexible Materials, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1996


NOTE A - BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Industrial Flexible Materials, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of June 30, 1996, and the consolidated results of operations for the six months ended June 30, 1996 and 1995 and the consolidated cash flows for the six months ended June 30, 1996 and 1995 have been made. In addition, all such adjustments made, in the opinion of management, are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B - INVENTORIES

     Inventories are carried at the lower of cost (first-in, first-out) or market and consist of the following:

                                               6-30-96            12-31-95
                                             -----------        ------------
          Raw Materials
            Tires to be shredded             $   308,758        $    308,758
            Tire chips                           255,327             426,021
            Buff rubber                           82,309             146,126
            Other                                 86,400              70,190
          Finished goods                         932,248             609,040
                                             -----------        ------------

                                             $ 1,665,042        $  1,560,135
                                             ===========        ============

     Tire chips are scrap tires shredded by the Company in accordance with a recycling program controlled by the State of Texas. Shredded tires are used by the Company as one of the raw materials from which it produces granulated rubber products.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations:

Six months ended June 30, 1996 compared with the six months ended June 30, 1995.

Net Sales for the first six months of 1996 declined by $655,768 when compared with the first six months of 1995. This low level of sales resulted from the overall lower level of shipments of granulated rubber to the Company's industrial customers and the lack of shipments for construction of roadways. Weather and the historical limited volume of road construction in the winter months limits the Company's markets for granulated rubber during the early part of each calendar year. The Company also was faced with strong price competition from new granulated rubber producers in certain markets.

The Company's revenues in the first six months of both 1996 and 1995 were further limited by the lack of recycling fees paid by the State of Texas under the State's Scrap Tire Recycling Program. The Company has historically participated in this Program and anticipates doing so in the future. The Company incurred expenses in the form of depreciation and maintenance on equipment that is designed to collect and process scrap tire pursuant to this Program with no related revenues generated.

The Company's cost of sales has been negatively impacted by its limited volume of activity and the continued reduction of the Company's Tire Derived Fuel ("TDF") inventories at depressed market values. During the first six months of 1996, the Company operated its granulated rubber manufacturing facility at approximately thirty (30) percent of its designed capacity. A major portion of the Company's manufacturing costs are fixed and could not be reduced in direct proportion to the level of manufacturing required to meet market conditions. As the Company returns to more acceptable levels of operation, the Company anticipates that cost of sales will return to a more acceptable ratio to sales. During the first six months of 1996, the Company liquidated $170,694 of TDF inventories, resulting in a direct operating loss, including delivery costs.

The Company's selling and administrative expenses increase from $172,107 in the first six months of 1995 to $396,827 in the first six months of 1996. This increase maybe attributed to an increase in sales and marketing personnel of $30,000, an increase of $80,000 in professional fees relating to the Company's auditors and investment bankers, and $137,416 of depreciation on equipment that was not utilized by the Company during the first six months of 1996. Similar expenses were not incurred during the first six months of 1995.

Three months ended June 30, 1996 compared with the three months ended June 30, 1995.

Sales for the three months ended June 30, 1996 declined by $394,782 when compared with the same period of 1995. This low level of sales resulted from the lack of orders for the Company's granulated rubber, primarily for use in highway construction and maintenance. The Company continued to be faced with strong price competition from competitors in this market segment during this period.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


The Company's cost of sales during this period continued to be negatively impacted by the limited volume of activity in the granulated rubber markets and by the continued reduction of tire derived fuel inventories at depressed market values. Please refer to comments above concerning fixed costs and the Texas Scrap Tire Program.

The Company's administrative and selling expenses increased by $86,010 during the three months ended June 30, 1996 when compared with the same period of 1995. This increase may be attributed to an increase of $40,000 in professional fees relating to the Company's auditors and investment bankers and $56,000 in depreciation on equipment that was not utilized by the Company during the period.

Liquidity and Financial Condition:

The Company's ratio of current assets to current liabilities was 1.3 to 1.0 at June 30, 1996 compared with 2.6 to 1.0 at December 31, 1995 and 2.6 to 1.0 at June 30, 1995. The Company's assets exceeded its total liabilities by $3,660,000 at June 30, 1996. The Company anticipates that it will be successful in meeting its cash requirements through a combined debt and equity financing currently being negotiated with individual investors and institutional lenders.

Inventories increased by $105,000 during the first six months of 1996, but of greater positive significance is the fact that the Company's finished goods increased by $323,000 during the period. As of June 30, 1996, the Company had $932,000 of finished goods inventory ready to meet the requirements of the asphalt paving market. This compares with a finished goods inventory of $340,000 at June 30, 1995.

The Company's ratio of total liabilities to shareholders' equity was .6 to 1.0 at June 30, 1996 compared to .3 to 1.0 at December 31, 1995.

Agreement to Acquire a Tire Process Site

The Company has entered into a lease purchase agreement to acquire a twenty-seven acre scrap tire processing site approximately twenty miles South of Dallas, Texas. The site contains approximately 25,000 tons of shredded tire material that will allow the Company to continue servicing its TDF customer, while the Company files applications with the State of Texas to begin shredding tires at the site. The Company anticipates that the site will become operational in October, 1996.

                       Industrial Flexible Materials, Inc.



Part II.  Other Information

Item 1.   Legal Proceedings

          The Company is involved in various lawsuits with certain suppliers and creditors. While the outcome of these matters cannot be predicted, Management believes that the ultimate liability will not exceed the amounts that have been recorded in the June 30, 1996 Financial Statements.

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports of Form 8-K

          (A) Not Applicable

          (B) No reports on Form 8-K were filed during the first six months of 1996.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Industrial Flexible Materials, Inc.



                                Industrial Flexible Materials, Inc.
                                ------------------------------------------------
                                (Registrant)



     8-9-96                     /s/ Donald K. Jury, CFO
- ----------------------------    ------------------------------------------------
Date                            Donald K. Jury
                                President and Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                and Accounting Officer)