Form 10QSB/A
period 1996-06-30
INDUSTRIAL FLEXIBLE MATERIALS INC
filed 1996-10-17
CIK 869395

              U.S. Securities and Exchange Commission

                       Washington, D.C. 20549

                         Form 10-QSB/A No. 1

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                  Commission file number 0-27230

                Industrial Flexible Materials, Inc.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


             New York                                 11-3023097
---------------------------------         ---------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                  426 Haltom Road, Fort Worth, Texas 76117
                 -----------------------------------------
                  (Address of principal executive offices)

                                 817-831-3294
                         ---------------------------
                         (Issuer's telephone number)

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


PART 1.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets
          June 30, 1996 (unaudited) and December 31, 1995. . . . . .3

          Consolidated Statements of Income:
          June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements (unaudited) . .7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . 12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . 12

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . 12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders. . . 12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . 12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . 12

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

           INDUSTRIAL FLEXIBLE MATERIALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                               ASSETS



                                                6/30/96            12/31/95
                                              -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                   $    37,330        $   151,777
  Accounts receivable trade                       148,263            254,810
  Inventories                                   1,665,042          1,560,135
  Other                                            67,250             29,711
                                              -----------        -----------
    Total current assets                        1,917,885          1,996,433

PROPERTY, PLANT AND EQUIPMENT:
  Property plant and equipment, at cost         5,915,205          5,863,095
  Accumulated depreciation                      2,528,463          2,266,336
                                              -----------        -----------
    NET PROPERTY PLANT AND EQUIPMENT            3,386,742          3,596,759

OTHER ASSETS                                      185,252            216,892
                                              -----------        -----------
                                              $ 5,489,879        $ 5,810,084
                                              -----------        -----------
                                              -----------        -----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt
   and capitalized leases                      $   92,665        $    75,534
  Notes payable due within one year               145,000                 --
  Accounts payable                                583,771            294,282
  Accrued expenses                                501,538            408,828
                                              -----------        -----------
    TOTAL CURRENT LIABILITIES                   1,322,974            778,644

LONG-TERM DEBT, net of current maturities         380,000            399,662
CAPITAL LEASE OBLIGATION, net of current
 maturities                                       126,984            157,547
                                              -----------        -----------
    TOTAL LIABILITIES                           1,829,958          1,335,853

COMMITMENTS                                            --                 --

STOCKHOLDERS' EQUITY
  Preferred stock - $0.01 par value;
   5,000,000 shares authorized; none issued            --                 --

  Common stock - $0.001 par value;
   25,000,000 shares authorized;
   4,650,052 shares issued and outstanding          4,650              4,650

Additional paid-in-capital                      8,583,412          8,583,412

Accumulated deficit                            (4,928,141)        (4,113,831)
                                              -----------        -----------
    TOTAL STOCKHOLDERS' EQUITY                  3,659,921          4,474,231
                                              -----------        -----------
                                              $ 5,489,879        $ 5,810,084
                                              -----------        -----------
                                              -----------        -----------

           INDUSTRIAL FLEXIBLE MATERIALS, INC. AND SUBSIDIARIES
                    UNAUDITED STATEMENTS OF OPERATIONS

                            Three Months Ending         Six Months Ending
                          -----------------------    ------------------------
                           6-30-96       6-30-95      6-30-96        6-30-95
                          ---------     ---------    ---------     ----------
Sales                     $ 264,817     $ 659,599    $ 432,965     $1,088,733
Cost of goods sold          417,761       519,688      832,259        880,370
                          ---------     ---------    ---------     ----------
  Gross profit (loss)      (152,944)      139,911     (399,294)       208,363
Administrative and
 selling expenses           169,443        83,433      396,827        172,107
                          ---------     ---------    ---------     ----------
  Operating (Income)
   loss                    (322,387)       56,478     (796,121)        36,256
Interest expense              4,226        23,151       18,190         50,128
                          ---------     ---------    ---------     ----------
  Net loss                $(326,613)    $  33,327    $(814,311)    $  (13,872)
                          ---------     ---------    ---------     ----------
                          ---------     ---------    ---------     ----------
Weighted average shares
 outstanding              4,650,052     2,800,000    4,650,000      2,800,000
                          ---------     ---------    ---------     ----------
                          ---------     ---------    ---------     ----------
Income (Loss) per share   $   (0.07)    $    0.01    $   (0.18)    $       --

    The accompanying notes are an integral part of these statements.

           INDUSTRIAL FLEXIBLE MATERIALS, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDING JUNE 30, 1996 AND 1995

                                                      1996          1995
                                                   ---------    -----------
OPERATING ACTIVITIES
  Net loss                                         $(814,311)   $   (13,872)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                    293,767        207,812
    Changes in operating assets and
     liabilities:
      Accounts receivable - trade                    106,547       (320,933)
      Inventories                                   (104,907)      (262,688)
      Other                                          (37,539)        14,143
      Accounts payable and accrued expenses          382,199        (25,476)
                                                   ---------    -----------
        NET CASH USED IN OPERATING ACTIVITIES       (174,244)      (401,014)
INVESTING ACTIVITIES
  Proceeds for sale of equipment                      19,000             --
  Purchase of property and equipment                 (71,110)       (19,483)
                                                   ---------    -----------
        NET CASH USED IN INVESTING ACTIVITIES        (52,110)       (19,483)
FINANCING ACTIVITIES
  Proceeds from issuance of notes                    145,000        300,000
  Payments of debt                                   (12,500)    (1,305,000)
  Payments of obligations under capital leases       (20,593)       (20,867)
  Proceeds from issuance of common stock                  --      2,796,988
                                                   ---------    -----------
        NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                        111,907      1,771,121
                                                   ---------    -----------

Net increase (decrease) in cash and cash
 equivalents                                        (114,447)     1,350,624
Cash and cash equivalents at beginning of year       151,777        249,230
                                                   ---------    -----------
Cash and cash equivalents at end of period         $  37,330    $ 1,599,854
                                                   ---------    -----------
                                                   ---------    -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for interest                           $  18,190    $    50,128
                                                   ---------    -----------
                                                   ---------    -----------

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

NOTE B - INVENTORIES

  Inventories are carried at the lower of cost (first-in, first-out) or market and consist of the following:

                                            6-30-96           12-31-95
                                          ----------         ----------
    Raw Materials
      Tires to be shredded                $  308,758         $  308,758
      Tire chips                             255,327            426,021
      Buff rubber                             82,309            146,126
      Other                                   86,400             70,190
      Finished goods                         932,248            609,040
                                          ----------         ----------
                                          $1,665,042         $1,560,135
                                          ----------         ----------
                                          ----------         ----------

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

                                       INDUSTRIAL FLEXIBLE MATERIALS, INC.



                                       ------------------------------------
                                       (Registrant)



October 1, 1996                         /s/ Donald K. Jury
------------------------------------   ------------------------------------
Date                                   Donald K. Jury
                                       President and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial and Accounting
                                       Officer)