Form 10QSB
period 1996-09-30
INDUSTRIAL FLEXIBLE MATERIALS INC
filed 1996-11-12
CIK 869395

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

                         Commission file number 0-27230

                       Industrial Flexible Materials, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               New York                                  11-3023097
--------------------------------------     -------------------------------------
     (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)


                    436 Haltom Road, Fort Worth, Texas 76117
                    ----------------------------------------
                    (Address of principal executive offices)


                                  817-831-3294
                           ---------------------------
                           (Issuer's telephone number)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days.  Yes |X|   No |_|

        The number of shares of the Registrant's Common Stock outstanding as of October 1, 1996 was 5,582,094 shares.

                          INDUSTRIAL FLEXIBLE MATERIALS, INC.
                                         INDEX


Part 1.  Financial Information

Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets
         September 30, 1996 (unaudited) and December 31, 1995................  3

         Consolidated Statements of Income:
         September 30, 1996 and 1995 (unaudited).............................  4

         Consolidated Statements of Cash Flows
         September 30, 1996 and 1995 (unaudited).............................  5

         Notes to Consolidated Financial Statements  (unaudited).............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................  7

Part II. Other Information

Item 1.  Legal Proceedings...................................................  9

Item 2.  Changes in Securities...............................................  9

Item 3.  Defaults Upon Senior Securities.....................................  9

Item 4.  Submission of Matters to a Vote of Security Holders.................  9

Item 5.  Other Information...................................................  9

Item 6.  Exhibits and Reports on Form 8-K....................................  9

Signature.................................................................... 10

              Industrial Flexible Materials, Inc. and Subsidiaries
                           Consolidated Balance Sheets
              September 30, 1996 (unaudited) and December 31, 1995

                                     Assets
                                                       9/30/96        12/31/95
                                                     -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $   147,425    $   151,777
  Accounts receivable trade                              252,248        254,810
  Inventories                                          1,192,665      1,560,135
  Other                                                   47,567         29,711
                                                     -----------    -----------
     Total current assets                              1,639,905      1,996,433

PROPERTY, PLANT AND EQUIPMENT:
  Property plant and equipment, at cost                5,895,169      5,863,095
  Accumulated depreciation                             2,540,747      2,266,336
                                                     -----------    -----------
     Net Property plant and equipment                  3,354,422      3,596,759

OTHER ASSETS                                             183,642        216,892
                                                     -----------    -----------
                                                     $ 5,177,969    $ 5,810,084
                                                     ===========    ===========

                      Liabilities and Shareholders' Equity

CURRENT LIABILITIES:
  Current maturities of long-term debt
   and capitalized leases                            $    92,665    $    75,534
  Notes payable due within one year                      290,000           --
  Accounts payable                                       632,946        294,282
  Accrued expenses                                       417,965        408,828
                                                     -----------    -----------
    Total current liabilities                          1,433,576        778,644

LONG-TERM DEBT, net of current maturities                380,000        399,662
CAPITAL LEASE OBLIGATION, net of current
 maturities                                              115,510        157,547
                                                     -----------    -----------
    Total liabilities                                  1,929,086      1,335,853

COMMITMENTS                                                 --             --

STOCKHOLDERS' EQUITY
  Preferred stock - $0.01 par value;
    5,000,000 shares authorized; none issued                --             --

  Common stock - $0.001 par value;
    25,000,000 shares authorized;
    5,582,094 shares issued and outstanding                5,582          5,650

  Additional paid-in-capital                           8,582,480      8,582,412
  Accumulated deficit                                 (5,339,179)    (4,113,831)
                                                     -----------    -----------
     Total stockholders' equity                        3,248,883      4,474,231
                                                     -----------    -----------
                                                     $ 5,177,969    $ 5,810,084
                                                     ===========    ===========


         The accompanying notes are an integral part of this statement.

              Industrial Flexible Materials, Inc. and Subsidiaries
                       Unaudited Statements of Operations

                                        Three Months Ending            Nine Months Ending
                                     --------------------------    --------------------------
                                        9/30/96        9/30/95       9/30/96        9/30/95
                                     -----------     ----------    -----------     ----------
Sales                                $   513,016     $  686,649    $   945,981     $1,775,382

Cost of goods sold                       764,405        537,352      1,596,664      1,417,722
                                     -----------     ----------    -----------     ----------

   Gross profit (loss)                  (251,389)       149,297       (650,683)       357,660

Administrative and selling expenses      133,654         91,387        530,481        263,494
                                     -----------     ----------    -----------     ----------

    Operating Income (loss)             (385,043)        57,910     (1,181,164)        94,166

Interest expense                          25,994         36,394         44,184         86,522
                                     -----------     ----------    -----------     ----------

   Net loss                          $  (411,037)    $   21,516    $(1,225,348)    $    7,644
                                     ===========     ==========    ===========     ==========

Weighted average shares outstanding    4,616,073      4,650,000      4,638,690      3,416,666
                                     ===========     ==========    ===========     ==========

Income (Loss) per share              $     (0.09)    $     0.01    $     (0.26)    $     --
                                     ===========     ==========    ===========     ==========


        The accompanying notes are an integral part of these statements.

              Industrial Flexible Materials, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
                 Nine Months Ending September 30, 1996 and 1995

                                                          1996          1995
                                                      -----------   -----------
Operating activities
  Net loss                                            $(1,225,348)  $     7,644
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         391,115       247,136
    Changes in operating assets and liabilities:
      Accounts receivable - trade                           2,562      (459,028)
      Inventories                                         367,470      (365,209)
      Other                                               (17,856)       34,367
      Accounts payable and accrued expenses               347,801       (40,528)
                                                      -----------   -----------

        Net cash used in operating activities            (134,256)     (575,618)

Investing activities
  Proceeds for sale of equipment                           19,000        20,541
  Purchase of property and equipment                     (134,528)      (52,328)
                                                      -----------   -----------

        Net cash used in investing activities            (115,528)      (31,787)

Financing activities
  Proceeds from issuance of notes                         290,000       380,000
  Payments of notes and capital leases                    (44,568)   (2,735,170)
  Proceeds from issuance of common stock                     --       2,544,166
                                                      -----------   -----------

        Net cash provided (used) by financing
         activities                                       245,432       188,996
                                                      -----------   -----------

Net increase (decrease) in cash and cash
 equivalents                                               (4,352)     (418,409)

Cash and cash equivalents at beginning of year            151,777       952,177
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   147,425   $   533,768
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $    25,994   $    86,522
                                                      ===========   ===========

        The accompanying notes are an integral part of these statements.

              Industrial Flexible Materials, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1996

NOTE A - BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of Industrial Flexible Materials, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of September 30, 1996, and the consolidated results of operations for the nine months ended September 30, 1996 and 1995 and the consolidated cash flows for the nine months ended September 30, 1996 and 1995 have been made. In addition, all such adjustments made, in the opinion of management, are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B - INVENTORIES

    Inventories are carried at the lower of cost (first-in, first-out) or market and consist of the following:

                                             9/30/96           12/31/95
                                           ----------         ----------
Raw Materials:
  Tires to be shredded                     $  308,758         $  308,758
  Tire chips                                  120,367            426,021
  Buff rubber                                   6,220            146,126
  Other                                        87,425             70,190
Finished goods                                669,895            609,040
                                           ----------         ----------

                                           $1,192,665         $1,560,135
                                           ==========         ==========

    Tire chips are scrap tires shredded by the Company in accordance with a recycling program controlled by the State of Texas. Shredded tires are used by the Company as one of the raw materials from which it produces granulated rubber products.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations:

Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995.

Net Sales for the first nine months of 1996 declined by $829,401 when compared with the first nine months of 1995. This low level of sales resulted from the overall lower level of shipments of granulated rubber to the Company's industrial customers and the lack of shipments for construction of roadways. The repeal of the U.S. Government mandate for States to use rubber modified asphalt in road surfacing significantly reduced the demand for the Company's products. The Company also was faced with strong price competition from new granulated rubber producers in certain markets.

The Company's revenues in the first nine months of both 1996 and 1995 were further limited by the lack of recycling fees paid by the State of Texas under the State's Scrap Tire Recycling Program. The Company has historically participated in this Program and anticipates doing so in the future. The Company incurred expenses in the form of depreciation and maintenance on equipment that is designed to collect and process scrap tire pursuant to this Program with no related revenues generated.

The Company's cost of sales has been negatively impacted by its limited volume of activity and the continued reduction of the Company's Tire Derived Fuel ("TDF") inventories at depressed market values. During the first nine months of 1996, the Company operated its granulated rubber manufacturing facility at approximately thirty (30) percent of its designed capacity. A major portion of the Company's manufacturing costs are fixed and could not be reduced in direct proportion to the level of manufacturing required to meet market conditions. If the Company returns to more acceptable levels of operation, the Company anticipates that cost of sales will return to a more acceptable ratio to sales. During the first nine months of 1996, the Company liquidated $305,654 of TDF inventories, resulting in a direct operating loss, including delivery costs.

The Company's selling and administrative expenses increased from $263,494 in the first nine months of 1995 to $530,481 in the first nine months of 1996. This increase may be attributed to an increase in sales and marketing personnel of $44,000, an increase of $80,000 in professional fees relating to the Company's auditors and investment bankers, and $146,000 of depreciation on equipment that was not utilized by the Company during the first nine months of 1996. Similar expenses were not incurred during the first nine months of 1995.

Three months ended September 30, 1996 compared with the three months ended September 30, 1995.

Sales for the three months ended September 30, 1996 declined by $173,633 when compared with the same period of 1995. This low level of sales resulted from the lack of orders for the Company's granulated rubber, primarily for use in highway construction and

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

maintenance. The Company continued to be faced with strong price competition from competitors in this market segment during this period.

The Company's cost of sales during this period continued to be negatively impacted by the limited volume of activity in the granulated rubber markets and by the continued reduction of tire derived fuel inventories at depressed market values. Please refer to comments above concerning fixed costs and the Texas Scrap Tire Program.

The Company's administrative and selling expenses increased by $42,267 during the three months ended September 30, 1996 when compared with the same period, of 1995. This increase may be attributed to an increase of $30,000 in professional fees relating to the Company's auditors and investment bankers and $16,000 in depreciation on equipment that was not utilized by the Company during the period.

Liquidity and Financial Condition:

The Company's ratio of current assets to current liabilities was 1.1 to 1.0 at September 30, 1996 compared with 2.6 to 1.0 at December 31, 1995 and 2.6 to 1.0 at September 30, 1995. The Company's assets exceeded its total liabilities by $3,248,883 at September 30, 1996.

Inventories decreased by $365,000 during the first nine months of 1996. As of September 30, 1996, the Company had $670,000 of finished goods inventory ready to meet customer's requirements. This compares with a finished goods inventory of $678,000 at September 30, 1995.

The Company's ratio of total liabilities to shareholders' equity was .52 to 1.0 at September 30, 1996 compared to .3 to 1.0 at December 31, 1995.

Agreement to Acquire a Tire Process Site

The Company has entered into a lease purchase agreement to acquire a twenty-seven acre scrap tire processing site approximately twenty miles South of Dallas, Texas. The site contains approximately 25,000 tons of shredded tire material that will allow the Company to continue servicing its TDF customer, while the Company files applications with the State of Texas to begin shredding tires at the site. The Company anticipates that the site will become operational in December, 1996.

                       Industrial Flexible Materials, Inc.


Part II. Other Information

Item 1.  Legal Proceedings

         The Company is involved in various lawsuits with certain suppliers and creditors. While the outcome of these matters cannot be predicted, Management believes that the ultimate liability will not exceed the amounts that have been recorded in the September 30, 1996 Financial Statements.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports of Form 8-K

         (A) Not Applicable

         (B) No reports on Form 8-K were filed during the first nine months of 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Industrial Flexible Materials, Inc.



                                        /s/ Donald K. Jury
                                        ---------------------------------
                                        (Registrant)



11/8/96                                 /s/ Donald K. Jury
---------------------------------       ------------------------------------
Date                                    Donald K. Jury
                                        President and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)